Form 10-K
period 2016-12-31
OHIO PHASE-IN-RECOVERY FUNDING LLC
filed 2017-03-31
CIK 1577459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________ to_________

Commission File Number of issuing entity:	333-188745-01
Central Index Key Number of issuing entity:	0001577459

Ohio Phase-In Recovery Funding LLC
(Exact name of issuing entity as specified in its charter)

Commission File Number of depositor:	333-188745
Central Index Key Number of depositor:	0000073986

Ohio Power Company
(Exact name of depositor and sponsor as specified in its charter)

Delaware	31-4271000
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1 Riverside Plaza
Columbus, Ohio	43215
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (614) 716-1000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ☐	No. ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.	Yes ☐	No. ☒

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

Documents incorporated by reference: A portion of the proxy statement relating to the 2017 Annual Meeting of Shareholders of American Electric Power Company, Inc. is incorporated by reference in Item 11 of Part III of this report.

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

        The following are the managers of the Company as of March 30, 2017:

Name	Age	Background
Brian X. Tierney	49
President and manager of the Company. Vice president, chief financial officer and director of Appalachian Power Company (APCo), executive vice president and chief financial officer of American Electric Power Company, Inc. (AEP), and executive vice president, chief financial officer and director of American Electric Power Service Corporation, a subsidiary of AEP (Service Corporation). Joined the Service Corporation in 1998 and was appointed senior vice president-energy marketing in 2003, became senior vice president-commercial operations in 2005, became executive vice president-AEP utilities east in 2006 and assumed his present position in 2009. Vice president and director of certain other AEP System companies.

Lonni L. Dieck	57
Treasurer and manager of the Company. Treasurer of APCo, treasurer of AEP and senior vice president and treasurer of the Service Corporation since May 3, 2016. Joined the Service Corporation in 1991 as director-strategic analysis and was appointed vice president- regulatory case management in 2005, vice president-RTO and public policy in 2007 and senior vice president-corporate planning and budgeting in 2008. Treasurer of certain other AEP System companies.

Renee V. Hawkins	51
Assistant treasurer and manager of the Company. Managing director corporate finance of the Service Corporation since 2003 and assistant treasurer of the Service Corporation since 2008. Assistant Treasurer of certain other AEP System companies.

Victor A. Duva	58
Manager of the Company. President, CT Corporation Staffing, Inc., a subsidiary of CT Corporation System, since 2003. From 1997 to 2002, Assistant Vice President and Officer Manager for CT Corporation’s Philadelphia office and, prior to that, a variety of positions at CT Corporation System since January 1981.

Daniel P. McMahon	56	Manager of the Company. Vice President of Operations for CT Corporation System since 2008. Also served as the National Service Director at CT Corporation System from 2004 to 2008.

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

The information required by this item with respect to OPCo is incorporated herein by reference to the material under Compensation Discussion and Analysis of the definitive proxy statement of American Electric Power Company, Inc. for the 2017 annual meeting of stockholders filed with the Securities and Exchange Commission on March 15, 2017.

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

See Exhibits 33.1, 33.2, 34.1 and 34.2 to this Form 10-K.

Item 1123 of Regulation AB. Servicer Compliance Statement.

See Exhibit 35.1 to this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 22nd day of March, 2017.

Ohio Phase-In-Recovery Funding LLC
(Issuing Entity)

By: Ohio Power Company, as Servicer
/s/ Lonni L. Dieck
Lonni L. Dieck
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